Form 10-Q
period 1998-06-30
NVR HOMES INC
filed 1998-08-12
CIK 906166

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q

     (Mark One)
 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934
     For the quarterly period ended June 30, 1998

                                       OR

     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the transition period from ____ to ____

                      Commission file number 333-44515-02

                                NVR Homes, Inc.
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

         Virginia                                        25-1709930
         --------                                        ----------
(State or other jurisdiction of                 (IRS employer identification
incorporation or organization)                  number)

                       7601 Lewinsville Road, Suite 300
                            McLean, Virginia 22102
                                (703) 761-2000
--------------------------------------------------------------------------------
         (Address, including zip code, and telephone number, including area code, of registrant's principal executive offices)

                               (Not Applicable)
--------------------------------------------------------------------------------
  (Former name, former address, and former fiscal year if changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes  X        No
                                       ------       ------

As of  August 13, 1998 there were 100 total shares of common stock outstanding.


         APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
                        DURING THE PRECEDING FIVE YEARS

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15 (d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by a court.  Yes  X     No
                          ------    ------

                                NVR HOMES, INC.
                                   FORM 10-Q
                                     INDEX
================================================================================

                                                                     Page
                                                                     ----

PART I    FINANCIAL INFORMATION
------
Item 1.   Consolidated Balance Sheets at June 30, 1998 (unaudited)
          and December 31, 1997......................................   3
          Consolidated Statements of Income for the
          Three Months Ended June 30, 1998 (unaudited)
          and June 30, 1997 (unaudited) and the
          Six Months Ended June 30, 1998 (unaudited)
          and June 30, 1997 (unaudited)..............................   4
          Consolidated Statements of Cash Flows for the Six
          Months Ended June 30, 1998 (unaudited) and
          June 30, 1997 (unaudited)..................................   5
          Notes to Consolidated Financial Statements.................   6


Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations........................   8


PART II   OTHER INFORMATION
-------

Item 6.   Exhibits and Reports on Form 8-K...........................  10

          Exhibit Index..............................................  11

          Signature..................................................  12

                                    PART I
                                    ------
ITEM 1.
-------

                                NVR HOMES, INC.
                          Consolidated Balance Sheets
                   (dollars in thousands, except share data)

                                                                   JUNE 30, 1998    DECEMBER 31, 1997
                                                                   --------------   -----------------
ASSETS                                                              (unaudited)
          Cash and cash equivalents                                      $ 39,929            $ 41,673
          Receivables                                                       6,476               3,671
          Inventory:
           Lots and housing units, covered under
            sales agreements with customers                               230,142             165,132
           Unsold lots and housing units                                   38,922              51,434
           Manufacturing materials and other                                5,673               7,475
                                                                         --------            --------
                                                                          274,737             224,041

          Property, plant and equipment, net                                9,640              10,147
          Reorganization value in excess of amounts
           allocable to identifiable assets, net                           66,139              69,366
          Goodwill, net                                                    10,206              10,753
          Contract land deposits                                           38,341              36,992
          Other assets                                                     21,601              19,869
                                                                         --------            --------
            Total assets                                                 $467,069            $416,512
                                                                         ========            ========

LIABILITIES AND SHAREHOLDER'S EQUITY

          Accounts payable                                               $ 75,715            $ 67,534
          Accrued expenses and other liabilities                           85,731              77,453
          Advances from affiliates, net                                   126,928             102,461
          Notes payable                                                     5,592               5,650
          Other term debt                                                   5,532               5,627
                                                                         --------            --------
            Total liabilities                                             299,498             258,725

       SHAREHOLDER'S EQUITY:
          Common stock, $0.01 par value; 100
           shares authorized; 100 shares
           issued and outstanding                                               -                   -
          Additional paid-in capital                                       94,688              94,688
          Retained earnings                                                72,883              63,099
                                                                         --------            --------
           Total shareholder's equity                                     167,571             157,787
                                                                         --------            --------
              TOTAL LIABILITIES AND SHAREHOLDER'S EQUITY                 $467,069            $416,512
                                                                         ========            ========

                See notes to consolidated financial statements.

                                NVR HOMES, INC.
                       Consolidated Statements of Income
                            (dollars in thousands)
                                  (unaudited)

                                            THREE MONTHS ENDED JUNE 30,    SIX MONTHS ENDED JUNE 30,
                                           -----------------------------  ---------------------------
                                                1998           1997           1998           1997
                                           --------------  -------------  -------------  ------------
REVENUES:
   Revenues                                     $385,738       $281,437       $677,285      $520,424
   Other income                                      460            248            615           757
                                                --------       --------       --------      --------
    Total Revenues                               386,198        281,685        677,900       521,181

EXPENSES:
   Cost of sales                                 325,846        242,809        573,802       450,278
   Interest expense-external                         690            462          1,117           795
   Interest expense-affiliates                     3,669          3,669          7,338         7,338
   Selling, general and administrative            47,607         22,619         72,856        42,976
   Amortization of reorganization value
    in excess of amounts allocable to
    identifiable assets and goodwill               1,887          1,613          3,773         3,226
                                                --------       --------       --------      --------
   Total expenses                                379,699        271,172        658,886       504,613

   Income before income tax expense                6,499         10,513         19,014        16,568
   Income tax expense                             (3,125)        (5,249)        (9,230)       (8,272)
                                                --------       --------       --------      --------
 NET INCOME                                     $  3,374       $  5,264       $  9,784      $  8,296
                                                ========       ========       ========      ========

              See notes to the consolidated financial statements.

                                NVR HOMES, INC.
                     Consolidated Statements of Cash Flows
                            (dollars in thousands)
                                  (unaudited)

                                                        SIX MONTHS      SIX MONTHS
                                                          ENDED           ENDED
                                                      JUNE 30, 1998   JUNE 30, 1997
                                                      --------------  --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                 $  9,784        $  8,296
Adjustments to reconcile net income
 to net cash used by
 operating activities:
Depreciation and amortization                                 5,300           4,670
Net change in assets and liabilities
 Increase in inventories                                    (50,696)        (23,054)
 Increase in receivables                                     (2,805)         (5,647)
 (Decrease) increase in accounts payable
  and accrued liabilities                                    16,178          (7,578)
Other, net                                                   (2,816)         (1,063)
                                                           --------        --------
Net cash used by operating activities                       (25,055)        (24,376)
                                                           --------        --------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant & equipment                      (1,003)         (1,010)
Proceeds from sale of property,
 plant & equipment                                                -              33
                                                           --------        --------
Net cash used by investing activities                        (1,003)           (977)
                                                           --------        --------

CASH FLOWS FROM FINANCING ACTIVITIES:
Increase (decrease) in advances from affiliates              24,467          (4,851)
Principal repayments of term debt                               (95)           (114)
Net borrowings under credit
 lines and other notes payable                                  (58)              -
                                                           --------        --------
Net cash provided (used by)
 financing activities                                        24,314          (4,965)
                                                           --------        --------

Net decrease in cash                                         (1,744)        (30,318)
Cash, beginning of the period                                41,673          71,471
                                                           --------        --------

Cash, end of period                                        $ 39,929        $ 41,153
                                                           ========        ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

 Interest paid during the period                           $  8,157        $  8,077
                                                           ========        ========
 Taxes paid during the period
  (net of refunds)                                         $ 13,267        $ 17,929
                                                           ========        ========

                See notes to consolidated financial statements.

                                NVR HOMES, INC.
                   Notes to Consolidated Financial Statements
                             (dollars in thousands)


1.   BASIS OF PRESENTATION

          The accompanying unaudited, consolidated financial statements include the accounts of NVR Homes, Inc. ("Homes" or the "Company") and its subsidiaries. Homes is a wholly owned subsidiary of NVR, Inc. ("NVR"). Homes conducts all of NVR's homebuilding operations. The statements are provided pursuant to Homes' status as a guarantor of NVR's 11% Senior Notes due 2003 and the Company's 8% Senior Notes due 2005. Intercompany accounts and transactions have been eliminated in consolidation. The statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six-month period ended June 30, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998.

2.   ADOPTION OF NEW ACCOUNTING PRINCIPLES

     During the quarter ended March 31, 1998, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 130, Reporting Comprehensive Income. SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general purpose financial statements. Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners. For the three and six month periods ended June 30, 1998 and 1997, comprehensive income equaled net income; therefore, a separate statement of comprehensive income is not included in the accompanying financial statements.

     The Company will also implement SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information in 1998. SFAS No. 131 establishes standards for the way that public enterprises report information about operating segments in annual and interim financial statements. Because the Company has only one reportable operating segment pursuant to the guidance of SFAS No. 131, the implementation of SFAS No. 131 has no impact on the Company's financial statements.

3.   DEBT

     In June 1998, NVR, as borrower, entered into an unsecured working capital revolving credit facility (the "Facility") with a syndicate of financial institutions for a three-year term expiring on May 31, 2001. This Facility replaces the previous working capital credit facility under which Homes was the borrower. The Facility provides for borrowings of up to $100 million of which $60 million is currently committed. Under terms of the Facility, an additional $10 million uncommitted overline is available to NVR on a limited basis. NVR intends to merge NVR, Inc., NVR Homes, Inc. and NVR Financial Services, Inc. on or before May 31, 1999 to simplify its corporate structure. If the merger is not complete by that time, the Facility will expire in November 1999.

                                NVR HOMES, INC.
                  Notes to Consolidated Financial Statements
                            (dollars in thousands)


     On April 14, 1998, NVR completed an offering under a universal shelf registration statement for $145 million of senior notes due 2005 (the "New Notes"). The New Notes mature on June 1, 2005 and bear interest at 8%, payable semi-annually on June 1 and December 1 of each year, commencing June 1, 1998. Homes has issued a full and unconditional guarantee relative to the New Notes.

ITEM 2.
-------
                     MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
            (dollars in thousands, except per share and share data)


     NVR Homes, Inc. ("Homes" or the "Company") is a wholly owned subsidiary of NVR, Inc. ("NVR"). Homes conducts all of NVR's homebuilding operations.

FORWARD-LOOKING STATEMENTS

     Some of the statements in this Form 10-Q, as well as statements made by the Company in periodic press releases, constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Certain, but not necessarily all, of such forward-looking statements can be identified by the use of forward-looking terminology, such as "believes," "expects," "may," "will," "should," or "anticipates" or the negative thereof or other variations thereof or comparable terminology, or by discussion of strategies, each of which involves risks and uncertainties. All statements other than of historical facts included herein, including those regarding market trends, the Company's financial position, business strategy, projected plans and objectives of management for future operations, are forward-looking statements. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results or performance of the Company to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. Such risk factors include, but are not limited to, general economic and business conditions, interest rate changes, competition, the availability and cost of land and other raw materials used by the Company in its homebuilding operations, shortages of labor, weather related slow downs, building moratoria, governmental regulation, the ability of the Company to integrate any acquired business, technological problems encountered with year 2000 issues, certain conditions in financial markets and other factors over which the Company has little or no control.


THREE MONTHS ENDED JUNE 30, 1998 AND 1997

     During the second quarter of 1998, Homes generated revenues of $385,738 compared to revenues of $281,437 in the second quarter of 1997. The change in revenues is primarily due to a 34% increase in the number of homes settled from 1,494 in 1997 to 1,995 in 1998 and to a 3% increase in the average settlement price from $187.0 in 1997 to $192.2 in 1998. The increase in settlements is a direct result of the substantially higher backlog at the beginning of the 1998 quarter as compared to the beginning of the same 1997 quarter. New orders of 2,533 during the second quarter of 1998 were 24% higher than the 2,041 new orders generated during the prior 1997 period. The increase in new orders was the result of continuing favorable market conditions in most of the markets in which the Company operates as compared to the prior year quarter, and to a lesser extent, new orders generated by Fox Ridge Homes, Inc., acquired by the Company during the fourth quarter of 1997.

     Gross profit margins in the second quarter of 1998 increased to 15.5% compared to 13.7% for the second quarter of 1997. The increase in gross margins was due to the continuing favorable market conditions, the Company's continued focus on controlling construction costs and improved margins in the Company's expansion markets.

     SG&A expenses for the second quarter of 1998 increased $24,988 as compared to the same 1997 period, and as a percentage of revenues increased from 8.0% to 12.3%. The increase in SG&A dollars is due primarily to the increase in revenues noted above, a net period to period increase in costs associated with certain management incentive plans, higher corporate general and administrative expenses and increased costs associated with the Company's expansion markets. In addition, royalty fees paid to RVN, Inc., a subsidiary of NVR, increased approximately $2.0 million in the current year quarter as compared to the prior year quarter.

     Backlog units and dollars were 4,452 and $910,568, respectively, at June 30, 1998 compared to 3,143 and $601,276, respectively, at June 30, 1997. The increase in backlog units and dollars is primarily due to the 38% increase in new orders for the six months ended June 30, 1998, compared to the six months ended June 30, 1997.


SIX MONTHS ENDED JUNE 30, 1998 AND 1997

     During the first six months of 1998, Homes generated revenues of $677,285 compared to revenues of $520,424 in the first six months of 1997. The increase in revenues was primarily due to a 26% increase in the number of homes settled from 2,809 in 1997 to 3,538 in 1998, and to a 3% increase in the average settlement price from $184.3 in 1997 to $190.5 in 1998. New orders increased by 38% to 4,795 for the six months ended June 30, 1998 compared with 3,486 for the six months ended June 30, 1997. The increase in new orders was the result of continuing favorable market conditions in most of the markets in which the Company operates as compared to the prior year period, and to a lesser extent, new orders generated by Fox Ridge Homes, Inc, acquired by the Company during the fourth quarter of 1997.

     Gross profit margins for the first six months of 1998 increased to 15.3% compared to 13.5% for the six months ended June 30, 1997. The increase in gross margins was due to the continuing favorable market conditions, the Company's continued focus on controlling construction costs, unusually mild winter weather experienced in most of the Company's markets during the first quarter of 1998, and improved margins in the Company's expansion markets.

     SG&A expenses for 1998 increased $29,880 as compared to the same 1997 period, and as a percentage of revenues increased from 8.3% to 10.8%. The increase in SG&A dollars is due primarily to the increase in revenues noted above, a net period to period increase in costs associated with certain management incentive plans, higher corporate general and administrative expenses and increased costs associated with the Company's expansion markets. In addition, royalty fees paid to RVN, Inc., a subsidiary of NVR, increased approximately $2.5 million in the current year period as compared to the prior year period.

YEAR 2000 ISSUE

     The Year 2000 Issue is the risk that computer programs using two-digit date fields will fail to properly recognize the year 2000, with the result being business interruptions due to computer system failures by the Company's software or hardware or that of government entities, service providers and vendors. In response to the Year 2000 Issue, the Company has completed its initial review to assess the Company's exposure to Year 2000 Issues, and has developed a detailed plan to remediate areas of exposure. Implementation of the remediation plan has commenced, and the Company expects that remediation will be completed prior to January 1, 2000. Based on the Company's continuing assessment, Management does not believe that the Company's exposure to Year 2000 Issues will have a material effect on its financial position or results of operations.

LIQUIDITY AND CAPITAL RESOURCES

     Homes generally provides for its working capital cash requirements using cash generated from operations and a short-term credit facility available to NVR. In June 1998, NVR, as borrower, entered into an unsecured working capital revolving credit facility (the "Facility") with a syndicate of financial institutions for a three-year term expiring on May 31, 2001. This Facility replaces the previous working capital credit facility under which Homes was the borrower. The Facility provides for borrowings of up to $100 million of which $60 million is currently committed. Under terms of the Facility, an additional $10 million uncommitted overline is available to NVR on a limited basis. NVR intends to merge NVR, Inc., NVR Homes, Inc. and NVR Financial Services, Inc. on or before May 31, 1999 to simplify its corporate structure. If the merger is not complete by that time, the Facility will expire in November 1999. Homes believes that internally generated cash and borrowings available under credit facilities will be sufficient to satisfy near and long term cash requirements for working capital in its homebuilding operations.


                                    PART II
                                    -------

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K
-------

            A. The Company did not file any reports on Form 8-K during the quarter ended June 30, 1998.

            B.  Financial Data Schedule

                                 EXHIBIT INDEX

EXHIBIT
NUMBER      DESCRIPTION                                         PAGE
-------     -------------------------------                     ----

27          Financial Data Schedule                             13

                                   SIGNATURE


  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



August 13, 1998                            NVR Homes, Inc.



                                           By: /s/ Paul C. Saville
                                               --------------------
                                               Paul C. Saville
                                               Senior Vice President Finance and
                                               Chief Financial Officer